Form 10-K
period 1995-12-31
ENVIRONMENTAL CHEMICALS GROUP INC
filed 1996-07-30
CIK 824961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1995

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-18315-A

                       ENVIRONMENTAL CHEMICALS GROUP, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                     65-0035784
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                      Identification No.)

                 E. Big Spring Highway 176, Andrews, Texas 79714
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (915) 524-2372

Securities registered pursuant to Section 12(g)of the Act: None

           Securities registered pursuant to Section 12(g)of the Act:
                    Common Stock, par value $.0001 Per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes XX        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of December 31, 1995, (based upon the average of the $.75 per share "Bid" and $1.00 per share "Asked" prices), was approximately $2,204,647.

     The number of shares of the issuer's Common Stock, par value $.0001 per share, outstanding as of December 31, 1995 was 4,242,510 shares of which 2,839,087 were held by non-affiliates.

Documents Incorporated by Reference: None


                        Report on Form 10-K, 1995 Page 1

                                     PART 1

ITEM 1. Business

General Information
- -------------------

     Environmental Chemicals Group, Inc, (the "Registrant"), formerly Ringside International Broadcasting Corporation, was incorporated on October 7, 1987, in the State of Florida to develop live professional boxing shows for exhibition by independent television stations.

     On July 7, 1992, after a change in control, the Registrant changed its name to Environmental Chemicals Group, Inc., its state of incorporation to Delaware and its business operations to developing insecticides to combat fire ants as well as other insecticide, pesticides, and pet care products under the trade names "Vet Mate" and "Rapid Kill". The Registrant's principal executive offices are located at E. Big Spring Highway 176, Andrews, Texas 79714.

Prior Acquisitions
- ------------------

     On March 31, 1993, the Registrant purchased, for a total cost of approximately $502,000, certain assets of R&M Specialty Products, Inc. The assets acquired consisted of intellectual rights to a number of pet and personal care trademarks and products which the Company now markets. Also included in the acquisition cost of $502,000 were certain trade accounts receivable, inventory and furniture and fixtures, with a basis of approximately $80,000. The assets were acquired in consideration of cash of $204,000, common stock of the Company valued at $150,000 for 50,000 shares and the assumption of approximately $148,000 in liabilities.

     In the first quarter of 1994, the Registrant completed its acquisition of a mineral interest of approximately 280 acres located in Nevada, for consideration of 140,000 shares of its common stock. In September of 1994, the Company amended and restated one of the purchase and assignment agreements which requires the Company to issue an additional 90,000 shares of its stock in exchange for lowering future royalty payments due to the seller. During 1995, 120,000 shares were returned to the Company as settlement of litigation related to this acquisition.

Proposed Acquisitions
- ---------------------

     The Registrant plans to continue to look for acquisitions that compliment its desire to market, and if appropriate manufacture insecticides, pesticides and other related products.

Products
- --------

     The Registrant's initial formula for the killing of fire ants is yet to be approved by the U.S. Environmental Protection Agency (EPA). A new formula was acquired and the company was successful in obtaining EPA approval for ENCHEM's Product "Rapid Kill". "Rapid Kill" approval for the killing of fire ants via liquid mound drench was accomplished in October 1995.

     The Registrant has, through the acquisition of certain assets of R&M Specialty Products, a full line of insecticides, pesticides and pet care products.

     The Registrant, through the acquisition of a mineral interest in 280 acres located in Nevada, has an all natural fertilizer and feed supplement for agricultural use called "Dinomin".

Trademarks and Patents
- ----------------------

     The Registrant has Environmental Protection Agency registration rights to a number of insecticide, pesticide and pet care related products. Also, the company has electronic related patents through an acquisition from a third party.



                        Report on Form 10-K, 1995 Page 2

Licenses
- --------

     The Registrant has no licenses at this time.

Markets and Customers
- ---------------------

     The market for the Registrant's products are home repair centers, plant nurseries, retail chains, veterinary clinics and farm and ranch stores. The Registrant contracts outside sales representatives for the marketing and selling of its products. Management has determined this is the most cost effective method to reach the largest number of customers at the current time.

Inventory, Backlog and Production
- ---------------------------------

     As of December 31, 1995, the Registrant had inventory of finished goods and raw materials of $84,736.

     As of  December  31,  1995,  the  Registrant  had  no  backlog  of  orders.
Production of the Registrant's fire ant killer, "Rapid Kill" will start in January 1996.

     Production of the natural occurring mineral used as a fertilizer and animal feed supplement for test purposes began in the second quarter 1995. This product is known by the trade name "Dinomin".

     During 1994 and 1995 the company purchased several patents for electronic safety devices from a third party. Currently, newly appointed management is evaluating continuation of the electronic safety device product line.

     The Registrant is continuing to test a mosquito killer. This endeavor is currently in a developmental stage.

Suppliers
- ---------

     The Registrant has several suppliers and believes that it maintains good relations with them.

Research and Development
- ------------------------

     The Registrant utilizes independent, outside research testing laboratories for the testing of its products, such as its fire ant killing insecticide. Independent laboratories are necessary to maintain integrity during testing and with test results.

     On February 15, 1995, the Registrant announced the completion of a second independent laboratory study on the effectiveness of its new formula Rapid Kill fire ant killing insecticide. The results were positive. The product won registration from EPA as a fire ant mound drench known as "Rapid Kill" in October 1995.

     The Registrant's current product development goals seek to address the pesticide issue through products that minimize effects to humans or animals but that control non-beneficial pests. The Registrant plans to continue to develop additional products for use by consumers and commercial customers and plans to continue to look for acquisitions that fit with its overall strategy.

     The Registrant is continuing to evaluate the electronic safety device product line for marketability.

Employees
- ---------

     As of December 31, 1995, the Registrant had one full time employee other than its officers. The Registrant continues to rely on independent contractors for the bulk of sales, production, bottling and packaging functions.

Competition
- -----------

     The insecticide and pesticide industry is very large and has a diverse number of large and small companies offering a wide variety of products. According to the manufacturer of Raid pesticides, S.C. Johnson & Son, of Racine,

                        Report on Form 10-K, 1995 Page 3

Wisconsin, the fire ant killing industry alone involves more than $500,000,000 in gross sales annually. Although the Registrant's management is of the opinion that the goal of many of its product development efforts will generate unusually beneficial products, no assurances can be provided as to is competitive ability even if it markets superior products.

     Dinomin - The fertilizer industry is very large and has a diverse number of large and small companies offering a wide variety of products. Although the Registrant's management is of the opinions that its product (a 100% naturally occurring mineral product for use as a fertilizer and animal feed supplement) is overall superior to its competition, no assurance can be provided as to its competitive ability.

ITEM 2.  PROPERTIES

     The Registrant rents corporate offices in Andrews, Texas. Presently offices are temporarily rented from Dan W. Snow, the Registrant's Chairman. This temporary lease will continue as the Registrant develops its business. If needed, this lease will be dropped for more accommodating arrangements.

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant is involved in the following lawsuits.

     Environmental Chemicals Group, Inc. vs George A. Moore and Heddy Hetherington, Cause No. 155682A, 27th Judicial District Court, Bell County, Texas - This is a claim filed by ECHG against George A. Moore, M.D. and Heddy Hetherington arising out of breach of an agreement by the defendants to secure a 2 million dollar loan for ECHG. ECHG previously paid $25,000.00 to the defendants as consideration for this agreement. At this time, the defendants have both been personally served with a copy of this lawsuit but have not filed formal answers to date although Dr. Moore has filed a letter which may constitute an informal answer of some kind. To the best of my knowledge, management intends to purse this matter against both defendants to judgement. In my opinion, there is very little likelihood of either an unfavorable outcome or any loss to the Company arising out of this matter.

     Environmental Chemical Group, Inc. vs Robert Glyn Hightower, et al, Cause No. 155427C, 169th Judicial District, Bell County, Texas - This is a claim filed by Environmental Chemicals Group, Inc. Against Mr. Robert Glyn Hightower and International Organic Minerals, Inc. arising out of certain mineral leases assigned by Hightower and/or IOG to ECHG. ECHG has alleged that Mr. Hightower has breached his contract and agreements with the Company and has defrauded ECHG. ECHG has previously settled any and all claims against IOG and it's shareholders and principals. All claims remain pending against Mr. Hightower at this time and discovery is ongoing. To the best of my knowledge, management intends to vigorously pursue this matter against Mr. Hightower. In my opinion, there is very little likelihood of either an unfavorable outcome or a loss to the Company arising out of this matter.

     The Registrant is currently being investigated by the Securities and Exhcange Commission "SEC" for alleged violations by the previous Board of Directors. The Registrant has a completely new Board of Directors and all new officers. The Registrant is cooperating with the SEC in its inquiry.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no matters submitted during 1995 or through the date of this report to a vote of security-holders, through solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM 5.  Market for Registrant's Common Stock & Related Security-Holder Matters

Current Control Group
- ---------------------

     On June 9, 1992, Ernest W. Letiziano, the Registrant's founder, sole director and president sold his 1,500,000 shares of the Registrant's common stock, which represented approximately 49.66887% of the Registrant's outstanding common stock, to the following individuals: Mr. & Mrs. C.J. Adams; Gay S. & Gerald Adams; Ned Bartlett; Mike & Jan Batson; Marvin A. Burke & Jeanette P.

                        Report on Form 10-K, 1995 Page 4

Burke; C&W Landscaping; Crofton Holdings; Kenneth M. Cardwell; Ervin Charles Herber; Roger Herber; Sherry Isaacs; Marie & Norman Mendake; Shirley J. Manzel; David McGuire; Dwain McGuire; Gary McGuire; Joyce McGuire; Larry McGuire; Lynn McGuire; Lynn & Joyce McGuire Family Trust; Clarence & Betty Melber; Don L. Merrill; Calvin Moerbe; Lee Moerbe; Lee & Shelly Moerbe; Lisa & Clint Moerbe; Paul Moerbe; Wesley & Virginia Moerbe; Wayne E. & Treva Moore; Lucille Moore; Calvin Shenkir, Jr.; Dwain C. Smith; Helen Gracy Smith & J.L. Smith; Earl S. Tucker; Janelle Tucker; Phillip Scott Tucker; Caron Winfree; Curtis A. Younts, Jr.; and Diane Younts. The shares were acquired in consideration for the sum of $28,000 in cash, and the discharge of corporate obligations totaling approximately $20,000. The stockholders were either affiliates of Mr. Curtis Younts or subscribers of ENCHEM, Inc. a Texas corporation, subsequently acquired by the Registrant in conjunction with the assignment of patent applications for the Registrant's original fire ant pesticide formula.

     In conjunction with the foregoing, affiliates of Mr. Curtis Younts, Jr., including Jena Beason, Thena Burhenn and Kimmy Corporation, also purchased securities of the Registrant from Tech Venture International Corporation and from principals of the Registrant's original underwriter.

Price Range of Common Stock
- ---------------------------

     During the last twenty four months, the Registrant's common stock has been traded over The National Association of Securities Dealers, Inc.'s NASDAQ Bulletin Board under the symbol ECHG. The following chart discloses the high and low bid for the Registrant's common stock, as reported in the National Daily Quotation System, Inc.'s "Pink Sheets" and from the National Association of Securities Dealers, Inc.'s NASDAQ Bulletin Board reports for the periods indicated.

                  Quarter Ended                      High Bid          Low Bid
                  -------------                      --------          -------
                  March 31, 1994                     $6.50             $3.50
                  June 30, 1994                      $4.25             $1.50
                  September 30, 1994                 $2.25             $1.25
                  December 31, 1994                  $2.00             $0.62

                  March 31, 1995                     $1.75             $0.25
                  June 30, 1995                      $0.75             $0.25
                  September 30, 1995                 $2.25             $0.31
                  December 30, 1995                  $2.00             $0.75

                  March 31, 1996                     $0.50             $0.50

Suspension of Trading
- ---------------------

     The SEC issued an Order Suspending Trading in the stock of the Registrant for the period beginning on December 12, 1995, and ending on December 26, 1995. Trading was suspended because of questions concerning the adequacy and accuracy of publicly - disseminated information about the Registrant concerning its product lines, business prospects and relationships, and recorded assets. Trading commenced shortly after the end of the suspension period.

Description of Securities
- -------------------------

         Common Stock
         ------------

     The Registrant is authorized to issue 10,000,000 shares of Common Stock, par value $.0001 per share, after adjusting to reflect a 1 for 100 share reverse stock split effected on February 1, 1990. As of December 31, 1995, 4,242,510 shares of Common Stock were outstanding and held of record by approximately 500 persons. The holders of Common Stock have one vote per share on all matters (including the election of directors) without provision for cumulative voting. Thus, holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all of the directors, if they choose to do so. The Common Stock is not redeemable and has no conversion or pre-emptive rights. In the event of liquidation of the Registrant, the holders of Common Stock will share equally in any balance of the Registrant's assets available for distribution to them after satisfaction of creditors and the holder of the Registrant's senior securities, if any.

                        Report on Form 10-K, 1995 Page 5

Underwriter's Warrants
- ----------------------

         General
         -------

     The Underwriter's Warrants entitle the holders to subscribe for up to 75,000 shares of Common Stock at an exercise price of $1.20 per share. The Underwriter's Warrants have been purchased by affiliates of Mr. Younts who have agreed to refrain from demanding registration rights in consideration for the Registrant's agreement to extend their term until 90 days after they have been registered with the Securities and Exchange Commission. The period for the Underwriter's Warranties were extended for five years until September of 1997.

     The Registrant may, in its sole discretion, extend the term of the Underwriter's Warrants or reduce (but not raise, except as required to reflect recapitalization, e.g. reverse stock splits) their exercise price.

     The exercise price and number of shares of Common Stock issuable upon exercise of the Underwriter's Warrants are adjustable upon the occurrence of certain events, including Stockholder distributions, stock splits, combinations, recapitalization, mergers or reorganizations, all as more fully set forth in the Warrants Agreements which have been filed with the Securities and Exchange Commission as exhibits to the Registrant's registration statements. No fractional shares will be issued upon the exercise of the Underwriter's Warrants, but the Registrant will pay the cash value (based on the exercise price) of any such fractional shares otherwise issuable.

         Rights of Underwriter's Warrant Holders
         ---------------------------------------

     Holders of the Underwriter's Warrants will not have any of the rights or privileges of stockholders of the Registrant prior to the exercise of the Underwriter's Warrants.

         Registration Requirements
         -------------------------

     The Registrant must have a current and effective Registration Statement on file with the United States Securities and Exchange Commission for an Underwriter's Warrant holder to be able to exercise his or her Underwriter's Warrants.

Dividend Policy
- ---------------

     The Registrant has never declared or paid dividends on its common stock. It does not intend to pay cash dividends in the foreseeable future, rather, it intends to retain its earnings, if any, to finance its growth, and to increase its capital base.

Transfer Agent
- --------------

     The Registrant's transfer agent is Midlantic National Bank, Corporate Trust Department; P.O. Box 600; Edison, New Jersey 08818.

Additional Information
- ----------------------

     The foregoing statement is a summary of the rights and privileges of the holders of the Registrant's common stock. It does not purport to be complete and is subject to the provisions of the Delaware General Corporation Act, the Securities Act of 1933, as amended, and to the terms of the Registrant's Articles of Incorporation, Bylaws and Underwriter's Warrant Agreement. Copies of such documents were filed as exhibits to the Registrant's registration statement on form S-18 filed with the Atlanta Regional Office of the Securities and Exchange Commission, and copies of amendments to such documents were filed with the Securities and Exchange Commission in prior reports on form 8-K, 10-Q and 10-K. The foregoing statements are qualified in their entirety by such references.


                        Report on Form 10-K, 1995 Page 6

ITEM 6.  Selected Financial Data

     The following sets forth selected information of the Registrant as derived from the statements of operation for the years ended on December 31, 1995, 1994 and 1993, and from the balance sheets as of each respective year end. The selected financial information should be read in conjunction with the audited financial statements (including the notes thereto) included elsewhere in this Report.


                                          1995                 1994                1993
                                        --------             --------            --------
Operations:

Revenues                          $       59,635       $          99,066          $        296,229

Net (loss)                              (721,542)               (863,673)                 (135,470)

Loss per common share                       (.20)                   (.22)                     (.04)

Balance Sheet:

Current Assets                    $      112,512       $         321,119          $        305,871

Other Assets, Net                        796,587               1,366,282                   661,081
                                         -------               ---------                  --------

Total Assets                      $      909,099       $       1,687,401          $        966,952
                                         =======               =========                   =======


Current Liabilities               $     $682,668       $         302,669          $        163,250

Other Liabilities                        -------                 430,516                   313,161

Shareholders' Equity:
    Common Stock                             441                     384                       330

    Additional Paid-in Capital         2,769,618               2,627,762                 1,300,468

    Accumulated Deficit                2,543,628)             (1,673,930)                 (810,257)
                                       ---------              ----------                 ---------

    Total Shareholders' Equity           226,431                 954,216                   490,541
                                        --------                --------                   -------

    Total Liabilities and         $      909,099       $       1,687,401          $        966,952
    Shareholders' Equity                 =======               =========                 =========


                        Report on Form 10-K, 1995 Page 7

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following is a discussion of the Company's financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

     On March 31, 1993, the Registrant acquired certain assets of R&M Specialty Products, Inc. As a result, the Registrant will market a full line of insecticides, pesticides and pet care products under the trade name "Vet Mate". The lines are sold to various retail chains.

     The Registrant has received approval from the EPA for ENCHEM's trademark "Rapid Kill", a fire ant mound drench. This approval was obtained in October of 1995.

     During the fiscal year 1995, company business activity was hampered by third party lawsuits and an SEC investigation into activities of the previous Board of Directors including the Chairman of the Board. This investigation is primarily directed at the former Chairman of the Board and is ongoing. On April 10, 1996, the company appointed a new Board of Directors and new officers. Curtis Younts, Jr., Calvin Shenkir and Calvin Moerbe (the old board) resigned their positions as directors and officers of the company on that day. The intent of the new Board of Directors is to develop profitable business ventures and to minimize the effect of the SEC investigation.

     During 1995, Registrant attempted to obtain a $2 million dollar line of credit. This line of credit was not obtained due to disagreements between the Registrant and the proposed lender. The Registrant initiated a lawsuit against the proposed lender. [See Legal Proceeding.]

Results of Operations
- ---------------------

     The factor that most significantly affect the Registrant's 1995 results of operations is the EPA approval of new formula "Rapid Kill" during the 4th quarter of 1995, and marketing arrangements for 1995 for the product line of "Rapid Kill".

Liquidity and Capital Resources
- -------------------------------

     During 1994, the Company received proceeds of $317,250 from the sale of 134,500 shares of its common stock (at an average price of $2.36 per share) to various individual investors.

     During 1995, the Company received proceeds of $111,650 from the sale of 59,345 shares of its common stock (at an average price of $1.88 per share) to various individual investors.

     The company is attempting to explore all opportunities and alternatives, including obtaining additional debt and/or equity financing in order to enhance its current financial situation.

     For the year ending December 31, 1996, the Company plans to: 1) complete the registration process with the Environmental Protection Agency for an improved formula Rapid Kill fire ant killer and commence active marketing of all Rapid Kill products, 2) develop and obtain registration of an environmentally friendly mosquito control product, 3) evaluate manufacturing and marketing of a line of electronic safety equipment products, and 4) attempt to establish a national and international distribution system for all product lines.

     On April 10, 1996, the Company, concurrent with the change in the Board of Directors, executed a line of credit agreement for up to $750,000. Management believes these funds will be sufficient to provide necessary capital resources for 1996.

                        Report on Form 10-K, 1995 Page 8

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto are set out in this Form 10-K commencing on page F-1.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     i. On November 14, 1995, the Registrant's former independent accountant, Akin, Doherty, Klein & Fegue, P.C. resigned as independent accountants from the Company by way of a letter of resignation.

     ii. The former accountants report on the financial statements contained an unqualified opinion as of and for the year ended December 31, 1993 and was qualified due to a going-concern uncertainty as of and for the year ended December 31, 1994.

     iii. In connection with the audits of the Company's financial statements for the two most recent fiscal years, there were no disagreements with the former accountant on any manner of accounting principles or practices, financial statement disclosures, or auditing scope or procedure. During the subsequent interim period up to November 14, 1995, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     iv. As described in the accountant's November 14, 1995 letter, the former accountants were concerned that the Company has not employed a full time controller or CFO. This matter has been discussed by the Board of Directors, who agree that the Company is unable, due to its limited operations and cash flow, to employ a full time controller or CFO.

     v. On December 29, 1995, the Company engaged the accounting firm of S.W. Hatfield & Associates as its independent certified accounting firm to perform the audit of the Company's 1995 financial statements.

     vi. On July 22, 1996, the Company's former independent accountant, Akin, Doherty, Klein & Fegue, P.C. notified the Company that they would not re-release their audit opinion for inclusion in this filing related to the accompanying financial statements as of and/or for the years ended December 31, 1994 and 1993. Accordingly, the Company has included a reproduction of the last audit opinion letter issued by Akin, Doherty, Klein & Fegue, P.C. covering these financial statements. This audit opinion letter was dated March 24, 1995 and the former auditors have performed no substantial audit procedures since that date.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)


                        Report on Form 10-K, 1995 Page 9

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized


REGISTRANT:                       ENVIRONMENTAL CHEMICALS GROUP, INC.




July 22, 1996                                       By:/s/ Dan W. Snow
- -------------                                          ---------------
                                                       Dan W. Snow,
                                                       Chief Executive Officer
                                                       Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signatures                       Title                         Date

/s/ Billy Smartt
    Billy Smartt             President / Director               July 22, 1996
                                                                -------------

/s/
                             Vice President & Director



/s/                          Secretary/Treasurer & Director










                        Report on Form 10-K, 1995 Page 10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Environmental Chemicals Group, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Chemicals Group, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements as of and for the respective years ended December 31, 1994 and 1993 were audited by other auditors and they expressed a qualified opinion related to going concern issues, as discussed below and in Note C to the accompanying consolidated financial statements, in their report dated March 24, 1995. The other auditors have not performed any auditing procedures since March 24, 1995.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Chemicals Group, Inc. and Subsidiaries as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the accompanying consolidated financial statement schedules, as required by Regulation S-X of the U. S. Securities and Exchange Commission, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C, the Company has recurring net operating losses and has used net cash in operations over the previous three years. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset and liability amounts that might result from the outcome of this uncertainty.




                                              S. W. HATFIELD + ASSOCIATES
Dallas, Texas
March 27, 1996 (except for Note D
   as to which the date is April 2, 1996)

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors and Shareholders
Environmental Chemicals Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Environmental Chemicals Group, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index on page F-2. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Chemicals group, Inc. and Subsidiaries at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial stetements, the Company incurred net losses of $863,673, $135,470 and $98,129 during each year in the three year period ended December 31, 1994, and as of that date, the Company's current liabilities exceeded its current assets, less prepaid expenses and deposits, by $174,825. These factors, among others as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Akin, Doherty, Klein & Feuge, P.C.
Akin, Doherty, Klein & Feuge, P.C.
San Antonio, Texas
March 24, 1995

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                                                           1995            1994
                                                                           ----            ----
                               ASSETS
Current assets
   Cash on hand and in bank                                            $       614     $       100
   Accounts receivable
     Trade, net of allowance for doubtful accounts
       of approximately $7,555 and $10,000, respectively                     1,887           4,586
     Other                                                                     -            21,356
   Inventories                                                              84,736         101,802
   Prepaid expenses and other                                               25,275         193,275
                                                                            ------         -------

       Total current assets                                                112,512         321,119
                                                                           -------         -------


Property and equipment
   Furniture, fixtures and equipment                                       128,535          62,340
     Less accumulated depreciation                                         (27,629)         (8,732)
                                                                           -------          ------

       Net property and equipment                                          100,906          53,608
                                                                           -------          ------


Other assets
   Patent, registrations and tradenames, net of
     accumulated amortization of approximately
     $129,562 and $83,902, respectively                                    595,014         637,674
   Mineral leasehold interest, net of accumulated
     amortization of $4,333 and $-0-, respectively                         100,667         675,000
   Investment in affiliated company                                            -               -
                                                                       -----------     -----------

       Total other assets                                                  695,681       1,312,674
                                                                           -------       ---------

       TOTAL ASSETS                                                    $   909,099     $ 1,687,401
                                                                       ===========     ===========

                                  - Continued -

  The accompanying notes are an integral part of these consolidated financial statements.

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 1995 and 1994

                                                                     1995             1994
                                                                     ----             ----
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Cash overdraft                                                $     43,425     $        -
   Current maturities of long-term debt                                 8,932           64,286
   Accounts payable and other accrued liabilities                     145,121          225,883
   Advances from officers, directors and affiliates                   344,390           12,500
   Deferred revenues                                                  100,800              -
   Prepaid distributorship fees                                        40,000              -
                                                                       ------          -------

       Total current liabilities                                      682,668          302,669
                                                                      -------          -------


Long-term liabilities
   Advances from officers, directors and affiliates                       -            424,937
   Long-term debt, net of current maturities                              -              5,579
                                                                      -------            -----

       Total liabilities                                              682,668          733,185
                                                                      -------          -------

Commitments and contingencies


Shareholder's equity
   Common stock - $0.0001 par value.  10,000,000
     shares authorized.  4,408,710 and 4,164,512
     issued and outstanding                                               441              416
   Additional paid - in capital                                     2,769,618        2,627,730
   Accumulated deficit                                             (2,543,628)      (1,673,930)
                                                                   ----------       ----------

       Total shareholders' equity                                     226,431          954,216
                                                                      -------          -------

       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                                   $    909,099     $  1,687,401
                                                                 ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1995, 1994 and 1993


                                                          1995             1994            1993
                                                          ----             ----            ----
Revenues
   Product sales                                      $   49,635        $  99,066      $   296,229
   Sale of distributorship                                10,000              -                -
                                                          ------           ------          -------
     Total revenues                                       59,635           99,066          296,229

Cost of sales                                             40,469          154,575          175,980
                                                          ------          -------          -------

Gross profit                                              19,166          (55,509)         120,249
                                                          ------          -------          -------

Operating expenses
   General and administrative costs                      333,115          469,293          121,938
   Legal, consulting and other
     professional expenses                               187,142          208,390            9,819
   Fees, licenses and registration costs                  14,638           10,655           14,637
   Research and development expenses                       6,836           19,716              810
   Depreciation and amortization                          68,890           54,468           42,009
                                                          ------           ------           ------

     Total operating expenses                            610,621          820,594          249,213
                                                         -------          -------          -------

Loss from operations                                    (591,455)        (876,103)        (128,964)

Other income (expense)
   Interest expense                                      (41,573)          (6,327)          (7,389)
   Litigation settlements                                (91,000)             -                -
   Impairment of asset recoverability                   (100,000)             -                -
   Abandonment of patent rights                          (46,000)             -                -
   Other                                                     330           18,550              883
                                                             ---           ------              ---

Loss before income taxes                                (869,698)        (863,673)        (135,470)

Income taxes                                                 -                -                -
                                                         -------          -------          -------

NET LOSS                                              $ (869,698)       $(863,673)     $  (135,470)
                                                      ==========        =========      ===========

Net loss per weighted-average
   number of common shares outstanding                $    (0.20)       $   (0.22)     $     (0.04)
                                                      ==========        =========      ===========

Weighted-average number of
   common shares outstanding                           4,392,951        3,870,704        3,024,944
                                                       =========        =========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1995, 1994 and 1993

                                                                      Additional
                                               Common Stock             paid-in     Accumulated
                                            # shares    Amount          capital       deficit          Total
                                            --------    ------          -------       -------          -----
Balances at
   January 1, 1993                         3,080,013    $ 308         $  764,094   $  (674,787)     $   89,615

Sale of common stock                         166,500       17            380,379           -           380,396
Issuance of common stock for
   Acquisition of assets, net
     of liabilities assumed                   50,000        5            149,995           -           150,000
   Professional services                      13,000        1              5,999           -             6,000

Net loss for the year                            -          -                -        (135,470)       (135,470)
                                           ---------    -----          ---------      --------        --------

Balances at
    December 31, 1993                      3,309,513      331          1,300,467      (810,257)        490,541

Sale of common stock                         483,999       48            317,202           -           317,250
Issuance of common stock
   Acquisition of mineral
     leasehold interest                      140,000       14            664,986           -           665,000
   Professional services                     231,000       23            345,075           -           345,098

Net loss for the year                            -          -                -        (863,673)       (863,673)
                                             -------       --          ---------      --------        --------

Balances at
    December 31, 1994                      4,164,512      416          2,627,730    (1,673,930)        954,216

Sale of common stock                          88,500        9            126,091           -           126,100
Issuance of common stock for
   Compensation                               30,198        3             20,096           -            20,099
   Professional services                      30,000        3             24,997           -            25,000
   Retirement of trade
     accounts payable                          7,500        1             29,999           -            30,000
   Litigation settlements                     25,000        3             24,997           -            25,000
   Retirement of advances
     and payments on
     behalf of affiliates                    183,000       18            485,696           -           485,714
Surrender of stock related
   to settlement of litigation
   over mineral leasehold
   interest                                 (120,000)     (12)          (569,988)          -          (570,000)

Net loss for the year                            -          -                -        (869,698)       (869,698)
                                           ---------    -----         ----------      --------        --------

Balances at
    December 31, 1995                      4,408,710    $ 441         $2,769,618   $(2,543,628)     $  226,431
                                           =========    =====         ==========   ===========      ==========


  The accompanying notes are an integral part of these consolidated financial statements.

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993

                                                               1995             1994             1993
                                                           ------------     ------------     -----------
Cash flows from operating activities
   Net loss for the year                                   $  (869,698)     $  (863,673)     $  (135,470)
   Adjustments to reconcile net loss to
     net cash used in operating activities
       Depreciation and amortization                            68,890           54,468           42,009
       Common stock issued for services                         70,099          346,098              -
       Impairment of asset recoverability                      100,000              -                -
       Abandonment of patent rights                             49,000              -                -
       (Increase) decrease in
         Accounts receivable                                    24,055           72,184          (68,121)
         Inventories                                            17,066           44,433          (86,234)
         Prepaid expenses and other                            168,000         (183,275)         (10,000)
       Increase (decrease) in
         Accounts payable and
           other accrued liabilities                           (84,628)         109,101          116,379
         Deferred income                                       100,800              -                -
         Prepaid distributorship fees                           40,000              -                -
                                                              --------        ---------        ---------

Net cash used in operating activities                         (316,416)        (420,664)        (141,437)
                                                               -------          -------          -------

Cash flows from investing activities
   Purchase of property and equipment                          (66,195)         (60,570)          (2,770)
   Cash paid for investment in affiliated company             (100,000)             -                 -
   Cash paid for patents, registrations
     and tradenames                                            (52,000)         (35,099)        (402,248)
                                                               -------         --------          -------

Net cash used in investing activities                         (218,195)         (95,669)        (405,018)
                                                               -------         --------          -------

Cash flows from financing activities
   Increase (decrease) in cash overdraft                        43,425              -                -
   Net advances (to) from officers, directors
     and affiliates                                            428,533          168,237          225,966
   Increase in long-term debt                                      -              1,202              -
   Cash paid on long-term debt                                 (60,933)             -            (31,337)
   Cash received for sale of common stock                      124,100          317,250          380,395
                                                               -------          -------          -------

Net cash received from financing activities                    535,125          486,689          575,024
                                                               -------          -------          -------

Increase (decrease) in cash                                        514          (29,644)          28,569

Cash and cash equivalents at beginning of year                     100           29,744            1,175
                                                               -------          -------           ------

Cash and cash equivalents at end of year                   $       614      $       100      $    29,744
                                                            ==========       ==========       ==========

                                  - Continued -

  The accompanying notes are an integral part of these consolidated financial statements.

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  Years ended December 31, 1995, 1994 and 1993

                                                            1995             1994         1993
                                                            ----             ----         ----
SUPPLEMENTAL SCHEDULE OF
   INTEREST AND INCOME TAXES PAID

     Interest paid during the year                       $   41,573       $   6,327     $  7,389
                                                         ==========       =========     ========

     Income taxes paid during the year                   $      -         $     -       $    -
                                                         ==========       =========     ========

SUPPLEMENTAL DISCLOSURE OF
   NON-CASH INVESTING AND
   FINANCING ACTIVITIES

Issuance of common stock for acquisition
   of asset and assumption of related liabilitie         $      -         $     -       $298,000
                                                         ==========       =========     ========

Issuance of common stock to acquire
   mineral leasehold interest                            $ (570,000)      $ 665,000     $    -
                                                         ==========       =========     ========

Issuance of common stock to repay
   advances from or amounts on
   behalf of affiliates                                  $  521,580       $     -       $    -
                                                         ==========       =========     ========

Issuance of common stock to repay
   trade accounts payable                                $   30,000       $     -       $    -
                                                         ==========       =========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ENTITY AND ORGANIZATION

Environmental Chemicals Group, Inc. (ECHG) was incorporated as Ringside Network, Incorporated under the laws of the State of Florida on December 4, 1986.
Ringside Network, Incorporated subsequently changed its corporate name to Ringside International Network, Inc. and Ringside International Broadcasting Corporation (RIBC), respectively. On July 8, 1992, RIBC merged with and into a newly formed wholly-owned subsidiary, Ringside International Network, Inc., incorporated under the laws of the State of Delaware, for the purpose of reincorporating RIBC in the State of Delaware. RIBC was retained as the corporate name of the surviving entity. On July 14, 1992, RIBC changed its corporate name to Environmental Chemicals Group, Inc.

ECHG operates as a holding company for its wholly-owned subsidiaries and to hold investments in other entities.

EnChem, Inc. (EnChem) is a wholly-owned subsidiary of ECHG and was incorporated on February 6, 1992 under the laws of the State of Texas. EnChem is engaged in the development and sale of environmentally friendly pesticides, insecticides and organic fertilizer compounds.

Odyssey 2000, Inc. (Odyssey) is a wholly-owned subsidiary of ECHG and was incorporated on December 19, 1994 under the laws of the State of Texas. Odyssey is engaged in the development and sale of various patented solar power technology products.

The accompanying consolidated financial statements include the accounts of ECHG and all wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The consolidated entities are collectively referred to as the Company.

The development and sale of the Company's pesticide, insecticide and organic fertilizer products subjects the Company to various regulations of Federal, State and Local oversight agencies. Although no detrimental action on the part of any oversight agency is anticipated, the Company is at potential economic risk for any oversight agency action at future dates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


2.   Accounts and advances receivable

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3.   Inventories

     Inventories consist of pesticides, insecticides and fertilizer products and various electronic components and are stated at the lower of cost or market using the first-in, first-out method of accounting. Inventories consist of the following at December 31, 1995 and 1994:

                                                                           1995          1994
                                                                           ----          ----
           Pesticides, insecticides and fertilizer products              $66,431       $101,802
           Electronic components                                          18,305            -
                                                                          ------       --------

                                                                         $84,736       $101,802
                                                                         =======       ========

4.   Furniture, fixtures and equipment

     Furniture, fixtures and equipment are stated at historical cost. Depreciation is provided over the estimated useful life of the respective asset using straight-line and accelerated methods. Expenditures for routine repairs and maintenance are charged to operations as incurred. Significant additions which extend the estimated useful life are capitalized to the respective asset. Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

5.   Patents, registrations and tradename rights

     Capitalized costs of various patent rights, product registrations with various Federal, State and Local oversight agencies and Company tradenames are stated at cost and are amortized over a 15-year period using the straight-line method.

6.   Mineral leasehold interests

     Mineral leasehold interests are stated at cost and are amortized over the 15 year life of the lease agreement.

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

7.   Income taxes

     The Company accounts for deferred income taxes using the asset and liability method of accounting. At December 31, 1995 and 1994, the deferred tax asset and deferred tax liability accounts, as recorded when material, consist entirely of temporary differences. All deferred tax assets related to the future utilization of net operating losses have been fully reserved. At December 31, 1995 and 1994, all deferred tax assets have been fully reserved.

     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization and the allowance for doubtful accounts.

8.   Earnings (loss) per share

     Earnings (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during each year.

9.   Reclassifications

     Certain amounts have been reclassified in the 1993 financial statements to conform to the 1995 and 1994 presentation.


NOTE C - GOING CONCERN

The Company has incurred net operating losses of approximately $(879,000), $(864,000) and $(135,000) over the past three years, respectively, and has used net cash in operations of approximately $(313,000), $(421,000) and $(141,000) over the same period. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded asset and liability amounts that might be necessary should the Company be unable to continue as a going concern.

During  1995,  the  Company  received  the  necessary  approvals  from the U. S.
Environmental Protection Agency for the appropriate labeling of a significant pesticide product clearing the product for sale to the general public. Management anticipates that the projected sale of this product, anticipated sales agreements related to other existing products and the acquisition of debt and/or equity financing during the next operating cycle will generate sufficient resources to allow the Company to operate through the next year. The Company's ability to continue to operate is dependent upon the successful accomplishment of some or all of these objectives and to ultimately achieve profitable operations.

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES

NOTE D - INVESTMENT IN AFFILIATED COMPANY

In 1995, the Company paid $100,000 for a 40.0% interest in a company engaged in the development and sale of patented children's garments. The Company has no role in the day-to-day management of the investee company. The investment is accounted for using the cost method of accounting.

On April 2, 1996, the Shareholders of the investee company executed various documents related to the licensing of patented children's garments. As a part of these new agreements at the investee company level, the investee company is obligated to pay ECHG 80.0% (or 2.0% of 2.5%) of net annual patent earnings of the investee company. Payments do not begin until the new patent licensee receives $800,000 in net annual earnings and then the annual patent royalty payments are limited to a maximum of $500,000. Accordingly, ECHG has the future right to receive a maximum of $400,000 only after the patent assignee (not the investee company) receives net earnings of $800,000 on an annual basis.

As a result of the April 2, 1996 agreement and the uncertainty of collection of any future royalty, the Company has recorded an impairment reserve equal to the total investment against this asset. The net recorded value in the accompanying financial statements is $-0- as of December 31, 1995.


NOTE E - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1995 and 1994, respectively:

                                                               1995            1994
                                                               ----            ----
$100,000 note payable to a corporation for
   the acquisition of various assets.  Interest
   at 7.0%.  Payable in monthly installments
   of approximately $5,357, including interest.
   Final maturity in January 1996.  Secured by
   the related acquired assets.  Renegotiated
   in January 1996 and paid in full in February
   1996.                                                     $ 8,932         $ 69,865

     Less current maturities                                  (8,932)         (64,286)
                                                               -----           ------

     Long term portion                                       $     -         $  5,579
                                                             =======         ========

Future maturities of long-term debt are as follows:


                         Year ending
                         December 31,          Amount
                         ------------          ------
                            1996               $8,932
                                               ======


NOTE F - INCOME TAXES

The Company has cumulative net operating loss carryforwards of approximately $2,400,000, subject to the provisions of Internal Revenue Code Section 382. These carryforwards will begin to expire in 2003 if not used.

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES

NOTE G - RELATED PARTY TRANSACTIONS

The Company owes entities affiliated with the Company's former Chairman of the Board of Directors and other former members of management an aggregate approximate $344,390 and $437,437 as of December 31, 1995 and 1994, respectively. The advances are repayable upon demand and are non-interest bearing. During 1995, the Company issued 183,000 shares of common stock to these various entities and/or individuals or for payments to other third parties on the behalf of the former Chairman or entities under his control to repay an aggregate $485,714 in outstanding advances or other amounts.

In April 1995, and restructured in January 1996, the Company executed an exclusive national distributorship agreement for a new pesticide product to an entity controlled by a Company shareholder for an indefinite period of time. The agreement requires certain sales quotas to be achieved during the first 5 years of the agreement. The distributing company paid the Company $50,000 for the exclusive rights distribution agreement and prepaid $108,000 in 1995 against the initial product order. Further, the entity granted the exclusive national distributorship executed a "sublicense" agreement with another entity controlled by a Corporate officer and shareholder.

NOTE H - COMMON STOCK TRANSACTIONS

On March 31, 1993, the Company purchased certain assets; consisting principally of intellectual rights for a number of pet and personal care trademarks, EPA registration rights, trade accounts receivable, inventory, furniture and fixtures. The transaction was valued at approximately $502,000. The Company gave consideration of approximately $204,000 in cash, the assumption of approximately $148,000 in related liabilities and the issuance of 50,000 shares of common stock valued at $150,000.

During 1993, the Company issued 13,000 shares of common stock for professional services valued at $6,000.

In the first quarter of 1994, the Company issued 140,000 shares of common stock for a 280 acre mineral leasehold interest located in Nevada. The lease expires in 2038. The initial transaction was valued at $665,000, including the issuance of 190,000 shares of common stock and $10,000 in cash. In 1995, upon to the completion of litigation over the validity of the lease agreement, 120,000 shares of common stock, valued at $570,000, were returned to the Company. This return was accounted for as a reduction of the original basis in the leasehold asset.

During 1994, the Company issued 231,000 shares of common stock for various professional and consulting services. These shares and related services were valued at approximately $345,098. Approximately $168,000 of this amount was recorded as a prepaid asset as of December 31, 1994 and was charged against operations during 1995.

In 1995, the Company issued an aggregate 30,198 shares of common stock to two officers and an unrelated third party as compensation for services valued at approximately $20,099

In 1995, the Company issued an aggregate 30,000 shares of common stock for professional services related primarily to testing and research related to an pesticide product.

In 1995, the Company issued 25,000 shares of common stock in settlement of various litigation actions against the Company. These settlements were valued at approximately $25,000.

In 1995, the Company issued 7,500 shares of common stock in settlement of trade accounts payable and other unsecured cash advances due to a creditor aggregating approximately $30,000.

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES

NOTE I - CONTINGENCIES

The Company's operations are subject to extensive Federal, State and Local laws, regulations and ordinances related to the generation, storage, handling, emission, transportation and discharge of certain materials, pesticides, insecticides and organic materials into the environment. Permits are required for certain of the Company's operations and are subject to revocation, modification and renewal by governmental authorities. Further, governmental authorities have the power to enforce compliance with their laws, regulations and ordinances, and violators may be subject to fines, penalties or both.

Compliance with environmental and other laws, regulations and ordinances in the current and prior years has not had a material effect on the Company's earnings, capital expenditures or competitive position. However, the future impact, if any, of current, proposed or yet to be introduced laws, regulations and ordinances cannot be determined as management is unaware of any violation, past or present, that could be deemed to create liability. Accordingly, no accrual is included in the accompanying financial statements.

Additionally, certain Federal regulations assess liability for environmental damage as joint and several and is determined without fault. To the extent that waste or other products of the Company are found in conjunction with an environmentally damaged site, the Company may be liable for any and all costs necessary to reclaim the site to an "original" condition. The Company knows of no potential sites which could be attached to the Company as of December 31, 1995.

Further, the Company's operations are also governed by laws and regulations related to workplace safety and worker health, principally the Occupational Health and Safety Act and regulations thereunder. The Company believes that it is in compliance with all such laws and regulations.

The Company is involved in various suits and claims in the normal course of business. Although management believes that such claims are without merit and continues to vigorously contest them, the ultimate outcome of these matters cannot be determined at this time. In the opinion of management, after consultation with counsel, the ultimate potential liabilities and losses, if any, that may result from suits and claims involving the Company should not have a material adverse effect on the Company's current or future financial and/or competitive position. Additionally, during 1995, several of these lawsuits were settled and the related costs and expenses are reflected in the accompanying financial statements.

During 1995, the Company initiated litigation related to the recovery of fees paid to obtain financing, which was never provided by the entity contracting to provide such financing, and related to the organic mineral leases. The Company has received a summary judgment in its favor on the financing matter and continues to pursue these lawsuits. Any future recovery related to these lawsuits will be reflected upon the ultimate consummation of the litigation.

During December 1995, the U. S. Securities and Exchange Commission initiated an investigation related to the Company's periodic filings, news releases and other documents. As of March 27, 1996, this matter is still pending. It is not possible to determine the potential outcome of this action and whether or not any type of enforcement action and/or penalties will be assessed against the Company. Management is cooperating fully with the requests of the U. S. Securities and Exchange Commission.

              ENVIRONMENTAL CHEMICALS GROUP, INC. AND SUBSIDIARIES
                    SCHEDULE VIII - VALUATION AND QUALIFYING
                  ACCOUNTS Years ended December 31, 1995, 1994
                                    and 1993

                                              Charged to    Charged to
                                Beginning     costs and        other                     Ending
                                 Balance       expenses      accounts     Deductions     Balance
                                 -------       --------      --------     ----------     -------
Year ended
    December 31, 1995
    -----------------
Allowance for bad debts          $10,000       $22,323       $      -       $24,768       $ 7,555
                                 =======       =======       ========       =======       =======


Year ended
    December 31, 1994
    -----------------
Allowance for bad debts          $60,000       $32,294       $      -       $82,294       $10,000
                                 =======       =======       ========       =======       =======


Year ended
    December 31, 1993
    -----------------
Allowance for bad debts          $     -       $60,000       $      -       $     -       $60,000
                                 =======       =======       ========       =======       =======
